Form 10-K
period 2005-12-31
Securitized Asset Backed Receivables LLC Trust 2005-HE1
filed 2006-03-30
CIK 1345656

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-123990-03


      Securitized Asset Backed Receivables LLC (as Depositor under the Pooling and Servicing Agreement, dated as of November 1, 2005, providing for the issuance of Securitized Asset Backed Receivables LLC Trust 2005-HE1 Mortgage Pass-Through Certificates, Series 2005-HE1)

     (Exact name of registrant as specified in its charter)


  Delaware                                           37-1472598
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



  200 Park Avenue
   New York, NY                               10166
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 412-4000



  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.




  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        Not applicable.




                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicers or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Currently, there is no established public trading market for the Certificates known to the registrant.

            Records provided by The Depository Trust Company and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 29.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Report concerning servicing activities.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificateholders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page thereof.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



  Securitized Asset Backed Recievables LLC, as Depositor

  By: /s/ Paul Menefee
  Name:  Paul Menefee, Chief Accounting Officer
  Title: Chief Accounting Officer

  Dated: March 30, 2006

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




  Exhibit Index

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Report concerning servicing activities.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificateholders.





  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re:   Securitized Asset Backed Receivables LLC Trust 2005-HE1 (the
        "Trust"), Mortgage Pass-Through Certificates, Series 2005-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as November 1, 2005 (the "Pooling and Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor, Wells Fargo Bank, National Association, as trustee (the "Trustee"), Countrywide Home Loans Servicing LP, as servicer, HomEq Servicing Corporation, as servicer (together, the "Servicers"), MortgageRamp, Inc., as loan performance advisor, NC Capital Corporation, as responsible party, and WMC Mortgage Corp., as responsible party

  I, Paul Menefee, certify that:

  1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K containing distribution reports
     (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Pooling and Servicing Agreement, for inclusion in the Reports is included in the Reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicers have fulfilled their respective obligations under the Pooling and Servicing Agreement; and

  5. The Reports disclose all significant deficiencies relating to the Servicers' compliance with the minimum servicing standards based upon the reports provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.



     Date: March 24, 2006

     /s/ Paul Menefee
     Paul Menefee

     Chief Accounting Officer





  EX-99.1 (a)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
HomEq Servicing Corporation


We have examined management's assertion, included in the accompanying Management's Assertion, that HomEq Servicing Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


February 24, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2006

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (b)
(logo) HOMEQ SERVICING


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2005, HomEq Servicing Corporation
(the "Company") complied in all material respects the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy both in the amount of $20 million.


Home Eq Servicing Corporation

/s/ Arthur Q. Lyon
Arthur Q. Lyon
President

February 24, 2006
Date


/s/ Keith G. Becher
Keith G. Becher
Chief Operating Officer

February 24, 2006
Date


(logo) WACHOVIA





  EX-99.3 (a)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

March 10, 2006


Cadwalader, Wickersham, and Taft, LLP
Re: SABR 2005-FR3, SABR 2005-FR4, SABR 2005-FR5, SABR-HE1, SABR-EC1 One World Financial Center, 35th Floor
New York, NY 10281
Attn: Kathryn Kennedy


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the Pooling and Servicing Agreements for the above-referenced transactions (collectively, the "Agreements"), the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2005 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

March 10, 2006
Date





  EX-99.3 (b)
ANNUAL CERTIFICATION


Re: Securitized Asset Backed Receivables LLC Trust 2005-HE1 (the "Trust"),
    Mortgage Pass-Through Certificates, Series 2005-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as November 1, 2005 (the "Pooling and Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor (the "Depositor"), Wells Fargo Bank, National Association, as trustee (the "Trustee"), Countrywide Home Loans Servicing LP, as servicer, HomEq Servicing Corporation, as servicer (the "Servicer"), Mortgage Ramp, Inc., as loan performance advisor, NC Capital
    Corporation, as responsible party, and WMC Mortgage Corp., as responsible party

I, Arthur Q. Lyon, President of the Servicer, hereby certify to the Depositor, pursuant to Section 3.22 of the Servicing Agreement, that:

A review of the activities of the Servicer during the 2005 calendar year and the Servicer's performance under the Servicing Agreement has been made under my supervision and, to the best of my knowledge, based on such review, the Servicer has fulfilled in all material respects all of its obligations under the Servicing Agreement throughout such calendar year.


Dated: March 29, 2006

/s/ Arthur Q. Lyon
Arthur Q. Lyon
President


Officer's Certificate Barclays
SABR 2005-HE1




  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1A                             940,725.00          8,859,773.05                 0.00             268,640,226.95
   A-1B                             234,144.00          2,214,975.19                 0.00              67,161,024.81
   A-2                              422,644.05          5,426,315.47                 0.00             119,109,684.53
   A-3A                             921,156.62         16,254,199.01                 0.00             267,396,800.99
   A-3B                             355,987.76                  0.00                 0.00             106,663,000.00
   A-3C                             302,067.67                  0.00                 0.00              88,518,000.00
   B-1                               80,038.53                  0.00                 0.00              18,657,000.00
   B-2                               69,625.13                  0.00                 0.00              14,925,000.00
   B-3                               69,405.31                  0.00                 0.00              14,303,000.00
   B-4                               66,391.90                  0.00                 0.00              13,682,000.00
   M-1                              314,481.83                  0.00                 0.00              90,174,000.00
   M-2                              274,843.32                  0.00                 0.00              75,248,000.00
   M-3                               68,704.40                  0.00                 0.00              18,657,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                              2,338,054.51                  0.00                 0.00              47,885,378.71
   P                                 85,754.58                  0.00                 0.00                       0.00